Form 10-K
period 2018-12-31
MARY JANE'S CBD DISPENSARY , INC.
filed 2019-04-12
CIK 1751882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-227270

Mary Jane CBD Dispensary, Inc.
(Exact name of registrant as specified in its charter)

Nevada	83-1159128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302 West Victory Dr. Savannah, GA	31405
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (816)-343-3102
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,644,167 common shares issued and outstanding as April 4, 2019.

PART I

Item 1. Business

Overview

We are in the business of creating a recognizable national chain of retail stores that specialize in the sale of CBD products such as CBD E-juice, CBD Oil, CBD Dry Herbs, CBD Daily Dose, CBD Vapes, CBD pen, CBD Infused hot beverages, and other CBD products. We currently have two retail locations: one in Asheville North Carolina and the other in Savannah, Georgia. We plan to grow our business and open additional store locations. The stores are expected to have a distinctive store layout, comparable to our two existing locations, that is consistently applied to all retail locations. The focus will be to create a recognizable brand of excellence geared towards all forms of smoking. All of our products are competitively priced, professionally packaged, and presented to customers in a service-focused environment.

We intend on taking a very aggressive approach to opening new store locations. We are continually on the lookout for expansion opportunities. Upon successfully identifying locations for each new store, the store will be transitioned to commence branding activities. Each store will be branded to the Mary Jane’s CBD Dispensary image and will be converted to the new store format.

The company is planning on opening at least one (1) CBD Dispensary in the first 3 months of funding and one shop every quarter for the first 12 months, if we are able to raise $2,000,000 in our public offering. In total, we are planning on opening four (4) CBD Dispensaries during the first 12 months. A typical CBD Shop with $250,000 in revenue and 15% net profit margin would be valued at an average cost of $150,000, depending on the store location, customer base and product concentration.

Each store we open, we plan to brand and remodel to reflect the CBD Dispensary concept. We will stock the store shelves by buying an extensive line of CBD Hemp-related products for the new shop. CBD Hemp products include CBD oil, CBD Hemp Flower, CBD Edibles, CBD Tincture, CBD Vaporizer. The third store is expected to be opened in San Antonio as this is a central location in the United States facilitating expansion and distribution across the country. We expect the opening of the stores will be concentrated in the central US for the first 12 months. Thereafter, we will be targeting acquisitions in other states along the East and West Coasts.

Additionally, we are also planning on opening three (3) CBD Dispensaries in the downtown area of cities located in Georgia and North Carolina in the first twelve (12) months. The cost per store should average $100,000 with most of the expenditures being for inventory and for store opening marketing promotions. The ongoing marketing cost should be around $5,000 per month per store.

	25%	50%	75%	100%
Store Build Out (3 stores in 12 months)	300,000	300,000	300,000	300,000
Store Acquisition ($150,000 per store)	0	300,000	450,000	600,000

Our Products

The products found at our stores are carefully selected by the store manager. The product mix is carefully evaluated to ensure that the optimal selection of products are available for customer purchase. Below is a description of the products found in our stores.

Vaporizers and CBD E Juice

Vaporizers are the new rapidly growing product trend these days because they are supposedly the healthiest option when it comes to smoking. They can be used to smoke tobacco products, CBD oil and other CBD dry herbs. They are easy to use, do not produce any odor or harmful chemicals and can be used in public. There are now portable vaporizers that are small and can be concealed easily. These are quickly becoming the biggest seller in smoke shops thanks to their functionality and durability. Vaporizers cost anywhere from $100 – $400 and last from a couple of months to a year. CBD E Juice has been exploding in the CBD Shop arena and for good reasons too. CBD Vapor has many benefits such as helping sleep issues, relaxation, Anxiety and pain relief.

CBD Oil

CBD Oil comes in a wide variety of forms which include full spectrum, isolate, water soluble, flavored, flavorless, and various concentrations of CBD. Oils are very popular due to the wide variety of uses and products that oils can be used with. Oils are one of the fastest ways to get a CBD dose as well as one of the easiest ways to get a controlled measurement of CBD. CBD oil can be used daily and paired with a wide variety of edible items and drinks.

CBD Hemp Flower

CBD Hemp Flower is a smokable full spectrum form of CBD. CBD Hemp flower, as the name suggests, comes from the hemp plant as opposed from the marijuana plant. CBD Hemp Flower is perfect for vapers, smokers, or cooks. It is also great for people trying to quit smoking marijuana or tobacco. CBD Hemp Flower comes in many different strains each with their own properties, CBD quantities, and effects.

Water Pipes

Water Pipes are used to smoke the tobacco, CBD Herb Flower or other dry herbs. They don’t contain water chambers and thus are harsher, but they give clean hits. There are different kinds of pipes like tobacco pipes, chillums, bowl, Chibouk and so on. The most common one is the tobacco pipe which can be used to also smoke other CBD dry herbs. They are made from different materials briar, heather, corn, meerschaum, clay, glass, porcelain, acrylic and many other materials.

Bubblers

Bubblers are smaller versions of water pipes that are meant for portable use. They contain a small water chamber and give smoother hits compared to pipes as the water cools the smoke down. They come in all kinds of crazy shapes and are made from different materials with glass and clay being the most popular. Unlike water pipes they do not have a removable bowl, instead you let go of a small hole in the side to inhale the smoke.

CBD Edibles

CBD Edibles come in a wide variety of shapes and forms, though the most common is gummies and candies. CBD Edibles can include chocolate or yogurt covered pretzels, brownies, chocolate, coffee, tea, and more. CBD Edibles are popular due to the variety of delivery methods and because there is no need to smoke or prepare the CBD. CBD Edibles take a bit longer to kick in as they have to be digested, but they also tend to have longer lasting effects. Edibles are ideal for pain, anxiety, depression, and insomnia.

CBD Vaporizers

The primary types of CBD vaporizers are cartridges that attach to a vaporizer battery, or prefilled all-in-one disposable CBD vaporizers. Vaporizers, as with other forms of smokable CBD, is one of the fastest ways to take CBD as it reaches the bloodstream quicker. Cartridges are popular as they come in a wide variety of flavors, are highly portable, and work with existing equipment. Disposable prefilled vaporizers are popular as there is no need for maintenance or additional equipment making them highly portable and easy for travel.

CBD Dab Rigs

Unlike a pipe and other smoking mechanisms, a CBD dab rig consists of a nail that gets heated with a torch. Concentrated extracts from various herbs are dabbed into it to produce a vapor that is then inhaled. Dab rigs have 2 kinds of nails, domed and undomed, domed nails are safer and hold more vapor in. Dab rigs are typically made of glass and come in various sizes and styles. They come with a variety of accessories to enhance the experience. They are safe, portable and stylish.

Grinders

Grinders as the name suggests are used to grind CBD dry herbs before consumtion through various methods. They are usually made of steel and have 2 parts, one of these parts has small protruding pegs while the other acts like a cap. The dry herbs are ground by turning the cap against the cap. There have been a variety of new grinders in the market that come in different shapes and sizes.

Personnel

We currently have 8 full-time employees working across our two store locations. We also have a paid CFO, CEO, Regional Manager, Executive Assistant, Social media manager, and one non-paid officer. As the order volume for our products increases and our store locations expand, additional employees are expected to be hired to staff the stores and provide administrative support.

Marketing

We have budgeted $120,000 in the event we are able to raise the maximum amount of money from our public offering to conduct marketing and advertising. We plan to spend approximately $5,000 per month on online marketing, including but not limited to Google AdWords’, Paper-per-click (PPC), search engine marketing (SEM), search engine optimization (SEO), email newsletter etc. We will spend approximately $4,000 per month engaging with industries specified magazines and journals in print and digital advertising. In-addition, we plan to spend $200 per month on direct mailing, sponsorship, promotion and etc.

Competition

We face intense competition in the CBD space as it is a quickly growing industry and may fail to compete effectively.

We are subject to significant competition across our segments and compete against companies in all segments that have access to significant resources in terms of technology, relationships with suppliers and distributors and access to cash flow and financial markets.

The CBD industry is characterized by brand recognition and loyalty, with product quality, price, marketing and packaging constituting the primary methods of competition. Substantial marketing support, merchandising display, competitive pricing and other financial incentives generally are required to introduce a new brand or to improve or maintain a brand’s market position.

There can be no assurance that our products will be able to compete successfully against these companies or any of our other competitors, some of which have far greater resources, capital, experience, market penetration, sales and distribution channels than us. In addition, there are currently no U.S. restrictions on advertising electronic cigarettes and vaporizer products and competitors, including “big tobacco,” may have more resources than us for advertising expenses, which could have a material adverse effect on our ability to build and maintain market share, and thus have a material adverse effect on our business, results of operations and financial condition.

Regulations

e-Cigarettes and Vapes

Effective August 8, 2016, FDA’s regulatory authority under the Tobacco Control Act was extended to all remaining tobacco products, including: (i) certain new products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; or (v) any other tobacco product “newly deemed” by FDA. These deeming regulations apply to all products made or derived from tobacco intended for human consumption but excluding accessories of tobacco products (such as lighters).

The deeming regulations require us to (i) register with the FDA and report product and ingredient listings; (ii) market newly deemed products only after FDA review and approval; (iii) only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) refrain from distributing free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) develop an approved warning plan and include prescribed health warnings on packaging and advertisements; and (vii) refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. Newly-deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and our other products, which could have a material adverse impact on our ability and the cost to manufacture our products.

Marketing authorizations will be necessary in order for us to continue our distribution of NewGen and cigar and pipe tobacco products. Compliance dates vary depending upon type of application submitted, but all newly-deemed products will require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized, unless FDA grants extensions to these compliance periods.

We intend to timely file for the appropriate authorizations to allow us to sell our products in the U.S. We have no assurances that the outcome of such processes will result in our products receiving marketing authorizations from the FDA. We also have certain previously-regulated tobacco products which remain subject to “provisional” substantial equivalence filings made on March 22, 2011. If the FDA establishes regulatory processes that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects could be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product (which have yet to be issued by FDA). Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products. Compliance and related costs could be substantial and could significantly increase the costs of operating in our NewGen and cigar and pipe tobacco product markets.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to market and sell our electronic and vaporizer products. At present, we are not able to predict whether the Tobacco Control Act will impact our products to a greater degree than competitors in the industry, thus affecting our competitive position.

Furthermore, neither the Prevent All Cigarette Trafficking Act nor the Federal Cigarette Labeling and Advertising Act currently apply to NewGen products. There may, in the future, also be increased regulation of additives in smokeless products and internet sales of NewGen products. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future, to NewGen products or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Hemp Oil

We do not sell marijuana products. We do sell products with hemp oil as an ingredient. There is a misconception that that hemp and marijuana are the same thing. This perception drives much of the regulation of hemp products. Although hemp and marijuana are both part of the cannabis family, they differ in cultivation, function, and application. Despite the use of marijuana becoming more widely legalized, it is viewed by many regulators and many others as an illegal product. Hemp, on the other hand, is used in a variety of other ways that include clothing, skin products, pet products, dietary supplements (the use of CBD oil), and thousands of other applications. Hemp may be legally sold, however the inability of many to understand the difference between hemp and marijuana often causes burdensome regulation and confusion among potential customers. Therefore, we are affected by laws related to cannabis and marijuana, even though our products are not the direct targets of these laws.

Cannabis is currently a Schedule I controlled substance under the Controlled Substance Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in the states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, 29 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. The states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Vermont (effective July 1, 2018) and Washington, and the District of Columbia, allow cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

On March 26, 2018, Senate Majority Leader Mitch McConnell, R-Kentucky, announced plans to introduce The Hemp Farming Act of 2018 to exclude hemp altogether from the Controlled Substances Act (CSA). The proposed bill would legalize hemp as an agricultural commodity and remove it from the list of controlled substances. This would greatly reduce the uncertainty we face with respect to regulation of hemp products. However, Congress has not yet taken formal action to pass the bill. Until then, we intend to rely on 7 USC § 5940(b)(2) for the sale of hemp oil in our stores, which excludes “industrial hemp” from the CSA. Industrial hemp is defined as “the plant Cannabis sativa L. and any part of such plant, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” The hemp oil we use comports with this definition of less than 0.3% THC. However, cannabis, as mentioned above, is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of cannabis has been legalized, its production and use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal laws regarding marijuana that would apply to the sale and distribution of our hemp oil products could result in criminal charges brought against us and would likely result in our inability to proceed with our business plan.

Item 1A. Risk Factors

The following risk factors could materially affect our business, financial condition, and results of operations. These risk factors and other information in this Annual Report on Form 10-K should be carefully considered in evaluating our business. They are provided for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to identify or predict all such factors and, therefore, the following should not be considered to be a complete statement of all the uncertainties we face.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We are a startup company. We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future.  We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion dated April 5, 2019, have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our plan specifies a minimum amount of $50,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We need the proceeds from our public offering to continue with our operations. Our offering has no minimum. Specifically, there is no minimum number of shares that needs to be sold in this offering for us to access the funds. Given that the offering is a best effort, self-underwritten offering, we cannot assure you that all or any shares will be sold. We have no firm commitment from anyone to purchase all or any of the shares offered. The funds from this offering will be used for working capital and to pay for our expenses associated with being a public entity. We will need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. We anticipate that we must raise the minimum capital of $3 to $5 million to acquire the additional retail stores and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. We have not taken any steps to seek additional financing.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we sell our products and conduct operations;
•	legislative policies where we sell our products and conduct operations;
•	the budgetary constraints of our customers;
•	seasonality of our smoke shop business;
•	success of our strategic growth initiatives;
•	costs associated with the launching or integration of new or acquired businesses;
•	the timing of new product introductions by us, our suppliers and our competitors;
•	our product mix, availability, utilization and pricing;
•	the mix, by state and country, of our revenues, personnel and assets;
•	movements in interest rates or tax rates;
•	changes in, and application of, accounting rules;
•	changes in the regulations applicable to us; and
•	litigation matters.

 As a result of these factors, we may not succeed in our business and we could go out of business.

In the event that we are unable to successfully compete in the smoke accessories industry, we may not be able to achieve profitable operations.

We face substantial competition in the industry. Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources. Accordingly, these competitors may have already begun to establish brand-recognition with consumers. We will attempt to compete against these competitors by developing features that exceed the features offered by competitors. However, we cannot assure you that our products will outperform competing products, or those competitors will not develop new products that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

•	Lower than projected revenues;
•	Price reductions and lower profit margins;
•	The inability to develop and maintain our products with features and usability sought by potential customers.

Any one of these results could adversely affect our business, financial condition and results of operations. In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition and results of operations.

A material part of our success will depend on our ability to manage our suppliers and contract manufacturers. Our failure to manage our suppliers and contract manufacturers could materially and adversely affect our results of operations and relations with our customers.

We rely upon suppliers to provide the components necessary to build our products and on contract manufacturers to procure components and assemble our products. There can be no assurance that key suppliers and contract manufacturers will provide components or products in a timely and cost-efficient manner or otherwise meet our needs and expectations. Our ability to manage such relationships and timely replace suppliers and contract manufacturers, if necessary, is critical to our success. Our failure to timely replace our contract manufacturers and suppliers, should that become necessary, could materially and adversely affect our results of operations and relations with our customers.

If the market for smoking accessories does not experience significant growth or if our products do not achieve broad acceptance, we will not be able to sustain or grow our revenues.

We hope to achieve continued revenues from sales of our products. We cannot accurately predict, however, future growth rates or the size of the market for our products in the United States and other markets we engage in. Demand for our products may not occur as anticipated, or may decrease, either generally or in specific geographic markets, during particular time periods. The expansion of our products in the market depends on a number of factors, such as:

•	the cost, performance and appearance of our products and products offered by our competitors;
•	public perceptions regarding our products and the effectiveness and value of our products;
•	customer satisfaction with our products; and
•	marketing efforts and publicity regarding the needs for our product and the public demand for our product.

Even if our product gains wide market acceptance, we may not adequately address market requirements and may not be able to expand market acceptance. If our products do not achieve wide market acceptance, we may not be able to achieve our anticipated level of growth, we may not achieve revenues and results of operations would suffer.

If we are unable to gauge trends and react to changing consumer preferences in a timely manner, our sales will decrease, and our business may fail.

We believe our success depends in substantial part on our ability to offer our products that reflect current needs and anticipate, gauge and react to changing consumer demands in a timely manner. Our business is vulnerable to changes in consumer preferences. We will attempt to reduce the risks of changing demands and product acceptance in part by devoting a portion of our available products and designs to standard products that are not significantly modified from year to year. Nevertheless, if we misjudge consumer needs for our products, our ability to generate sales could be impaired resulting in the failure of our business. There are no assurances that our future products will be successful, and in that regard, any unsuccessful products could also adversely affect our business.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

Defects may be found in our products. Any such defects could cause us to incur significant return and exchange costs and divert the attention of our personnel from product development efforts and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

If we do not effectively implement measures to sell our products, we may not achieve sustained revenues and you will lose your entire investment.

We have been selling our products through our two retail locations. Our sales and marketing efforts may not achieve intended results and therefore may not generate the revenue we hope to achieve. There can be no assurance that our focus or our plans will be successful. If we are not able to successfully address markets for our products, we may not be able to grow our business, compete effectively or achieve profitability.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	difficulties integrating personnel from acquired entities and other corporate cultures into our business;
•	difficulties integrating information systems;
•	the potential loss of key employees of acquired companies;
•	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or
•	the diversion of management attention from existing operations

Our commercial success depends significantly on our ability to develop and commercialize our products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the trademarks or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

A decline in general economic condition could lead to reduced consumer traffic and could negatively impact our business operation and financial condition, which could have a material adverse effect on our business, financial condition and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer spending habits, including chiefly the demand for smoke related products, are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer spending habits could be adversely affected, and we could experience lower net sales than expected on a quarterly or annual basis which could have a material adverse effect on our business, financial condition and results of operations.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in the smoke accessories industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We will continue to conduct various marketing and brand promotion activities. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

We depend on a small number of key third-party suppliers and producers for our products.

Our operations are largely dependent on a small number of key suppliers and producers to supply or manufacture our products. Any disruptions in our relationships with suppliers, a failure to renew any of our supply agreements, an inability or unwillingness by any supplier to produce sufficient quantities of our products in a timely manner or finding a new supplier would have a significant impact on our ability to continue distributing the same volume and quality of products and maintain our market share, even during a temporary disruption, which could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to identify or contract with new suppliers or producers in the event of a disruption to our supply.

In order to continue selling our products in the event of a disruption to our supply, we would have to identify new suppliers or producers. Only a limited number of suppliers or producers may have the ability to produce our products at the volumes we need, and it could be costly or time-consuming to locate and approve such alternative sources. Moreover, it may be difficult or costly to find suppliers to produce small volumes of our new products in the event we are looking only to supplement current supply as suppliers may impose minimum order requirements. In addition, we may be unable to negotiate pricing or other terms with our existing or new suppliers as favorable as those we currently enjoy.

Furthermore, there is no guarantee that a new third-party supplier could accurately replicate the production process and taste profile of our existing products. We cannot guarantee that a failure to adequately replace our existing suppliers would not have a material adverse effect on our business, results of operations and financial condition.

Our licenses to use certain brands and trademarks may be terminated or not renewed.

We are reliant upon brand recognition in markets in which we compete, as the smoke accessories industry is characterized by a high degree of brand loyalty and a reluctance to switch to new or unrecognizable brands on the part of consumers. In the event that the licenses to use the brands and trademarks in our portfolio are terminated or are not renewed after the end of the term, there is no guarantee we will be able to find a suitable replacement, or that if a replacement is found, that it will be on favorable terms. Any loss in our brand-name appeal to our existing customers as a result of the lapse or termination of our licenses could have a material adverse effect on our business, results of operations and financial condition.

We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The smoke accessories industry in particular is subject to changing consumer trends, demands and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. Trends within the industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that may affect consumer perception of our products include health trends and attention to health concerns associated with vaping, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new products that are currently being researched and produced by participants in our industry.

The market for e- products is subject to a great deal of uncertainty and is still evolving.

Vaporizer products and electronic cigarettes, having recently been introduced to market, are at an early stage of development, and represent core components of a market that is evolving rapidly and is characterized by a number of market participants. Rapid growth in the use of, and interest in, vaporizer products and electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in an evolving market. Continued evolution, uncertainty and the resulting increased risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to effectively compete in the e-products marketplace.

Reliance on information technology means a significant disruption could affect our communications and operations.

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers and suppliers and information technology is becoming a significantly important tool for our sales staff. Our marketing and distribution strategy are dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our highly sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties’ intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Federal and state laws require us to safeguard our wholesalers’ and retailers’ financial information, including credit information. Although we have established security procedures to protect against identity theft and the theft of our customers’ and distributors’ financial information, our security and testing measures may not prevent security breaches and breaches of privacy may occur and could harm our business. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and, therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

RISKS RELATED TO LEGAL UNCERTAINTY

Many of our products contain nicotine, which is considered to be a highly addictive substance.

Many of our products contain nicotine, a chemical that is considered to be highly addictive. The Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in tobacco products, but not to require the reduction of nicotine yields of a tobacco product to zero. Any FDA regulation, whether of nicotine levels or other product attributes, may require us to reformulate, recall and/or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, results of operations and financial condition.

There is uncertainty related to the federal regulation of e- products. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts.

Since their introduction, there has been significant uncertainty regarding whether, how and when tobacco regulations would apply to certain of our products, such as e-cigarettes, e-liquids, vaporizers, and other related products. Based on a decision in December 2010 by the U.S. Court of Appeals for the D.C. Circuit (the “Sottera decision”), the FDA is permitted to regulate electronic cigarettes containing tobacco-derived nicotine as “tobacco products” under the Tobacco Control Act.

Effective August 8, 2016, FDA’s regulatory authority under the Tobacco Control Act was extended to all remaining tobacco products, including: (i) certain new products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; or (v) any other tobacco product “newly deemed” by FDA. These deeming regulations apply to all products made or derived from tobacco intended for human consumption but excluding accessories of tobacco products (such as lighters).

The deeming regulations require us to (i) register with the FDA and report product and ingredient listings; (ii) market newly deemed products only after FDA review and approval; (iii) only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) refrain from distributing free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) develop an approved warning plan and include prescribed health warnings on packaging and advertisements; and (vii) refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. Newly-deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and our other products, which could have a material adverse impact on our ability and the cost to manufacture our products.

Marketing authorizations will be necessary in order for us to continue our distribution of NewGen and cigar and pipe tobacco products. Compliance dates vary depending upon type of application submitted, but all newly-deemed products will require an application no later than August 8, 2021, for “combustible” products (e.g. cigar and pipe) and August 8, 2022, for “non-combustible” products (e.g. vapor products) with the exception of our “grandfathered” products (products in commerce as of February 15, 2007) which are already authorized, unless FDA grants extensions to these compliance periods. We intend to timely file for the appropriate authorizations to allow us to sell our products in the U.S. We have no assurances that the outcome of such processes will result in our products receiving marketing authorizations from the FDA. We also have certain previously-regulated tobacco products which remain subject to “provisional” substantial equivalence filings made on March 22, 2011. If the FDA establishes regulatory processes that we are unable or unwilling to comply with, our business, results of operations, financial condition and prospects could be adversely affected.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product (which have yet to be issued by FDA). Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products. Compliance and related costs could be substantial and could significantly increase the costs of operating in our NewGen and cigar and pipe tobacco product markets.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to market and sell our electronic and vaporizer products. At present, we are not able to predict whether the Tobacco Control Act will impact our products to a greater degree than competitors in the industry, thus affecting our competitive position.

Furthermore, neither the Prevent All Cigarette Trafficking Act nor the Federal Cigarette Labeling and Advertising Act currently apply to NewGen products. There may, in the future, also be increased regulation of additives in smokeless products and internet sales of NewGen products. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future, to NewGen products or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Significant increases in state and local regulation of our products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

There has been increasing activity on the state and local levels with respect to scrutiny of e-products. State and local governmental bodies across the U.S. have indicated e-products may become subject to new laws and regulations at the state and local levels. For example, in January 2015, the California Department of Health declared electronic cigarettes a health threat that should be strictly regulated like tobacco products. Further, some states and cities, have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. Many states and some cities have passed laws restricting the sale of electronic cigarettes and vaporizer products to minors. If one or more states from which we generate or anticipate generating significant sales of e-products bring actions to prevent us from selling our e-products unless we obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues. Additional city, state or federal regulators, municipalities, local governments and private industry may enact rules and regulations restricting the use of electronic cigarettes and vaporizer products in those same places where cigarettes cannot be smoked. Because of these restrictions, our customers may reduce or otherwise cease using our e-products, which could have a material adverse effect on our business, results of operations and financial condition.

If our e-products become subject to increased taxes it could adversely affect our business.

Presently the sale of e-products is generally not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on e-products. As of December 31, 2017, California, the District of Columbia, Kansas, Louisiana, Minnesota, North Carolina, Pennsylvania, West Virginia and certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes. Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on e-products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

If our hemp oil products are found to violate federal law or if there is negative press from being in a hemp or cannabis-related business, we could be criminally prosecuted or forced to suspend or cease operations.

We do not sell marijuana products. We do sell products with hemp oil as an ingredient. There is a misconception that that hemp and marijuana are the same thing. This perception drives much of the regulation of hemp products. Although hemp and marijuana are both part of the cannabis family, they differ in cultivation, function, and application. Despite the use of marijuana becoming more widely legalized, it is viewed by many regulators and many others as an illegal product. Hemp, on the other hand, is used in a variety of other ways that include clothing, skin products, pet products, dietary supplements (the use of CBD oil), and thousands of other applications. Hemp may be legally sold, however the inability of many to understand the difference between hemp and marijuana often causes burdensome regulation and confusion among potential customers. Therefore, we may be affected by laws related to cannabis and marijuana, even though our products are not the direct targets of these laws.

Cannabis is currently a Schedule I controlled substance under the Controlled Substance Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in the states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, 29 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. The states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Vermont (effective July 1, 2018) and Washington, and the District of Columbia, allow cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

On March 26, 2018, Senate Majority Leader Mitch McConnell, R-Kentucky, announced plans to introduce The Hemp Farming Act of 2018 to exclude hemp altogether from the Controlled Substances Act (CSA). The proposed bill would legalize hemp as an agricultural commodity and remove it from the list of controlled substances. This would greatly reduce the uncertainty we face with respect to regulation of hemp products. However, Congress has not yet taken formal action to pass the bill. Until then, we intend to rely on 7 USC § 5940(b)(2) for the sale of hemp oil in our stores, which excludes “industrial hemp” from the CSA. Industrial hemp is defined as “the plant Cannabis sativa L. and any part of such plant, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” The hemp oil we use comports with this definition of less than 0.3% THC.

However, cannabis, as mentioned above, is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of cannabis has been legalized, its production and use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal laws regarding marijuana that would apply to the sale and distribution of our hemp oil products could result in criminal charges brought against us and would likely result in our inability to proceed with our business plan.

In addition, any negative press resulting from any incorrect perception that we have entered into the marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

Our product candidates are not approved by the FDA or other regulatory authority, and we face risks of unforeseen medical problems, and up to a complete ban on the sale of our product candidates.

The efficacy and safety of pharmaceutical products is established through a process of clinical testing under FDA oversight. Our products have not gone through this process because we believe that the topical products, we sell are not subject to this process. However, if an individual were to use one of our products in an improper manner, we cannot predict the potential medical harm to that individual. If such an event were to occur, the FDA or similar regulatory agency might impose a complete ban on the sale or use of our products.

We are subject to significant product liability litigation.

The tobacco industry has experienced, and continues to experience, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. In addition to the risks to our business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on our business and operations. We cannot predict with certainty the outcome of these claims and there can be no assurance that we will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on our business, results of operations and financial condition.

As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over e-products or the regulation of our products, as the regulatory regimes surrounding these products develop.

As a result, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with e-products we sell, which could have a material adverse effect on our business, results of operations and financial condition.

The scientific community has not yet studied extensively the long-term health effects of electronic cigarette, vaporizer or e-liquids products use.

Electronic cigarettes, vaporizers and related products were recently developed and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations and financial condition.

If we are the subject of future product defect or liability suits, our business will likely fail.

In the course of our planned operations, we may become subject to legal actions based on a claim that our products are defective in workmanship or have caused personal or other injuries. We currently maintain liability insurance, but such coverage may not be adequate to cover all potential claims. Moreover, even if we are able to maintain sufficient insurance coverage in the future, any successful claim could significantly harm our business, financial condition and results of operations.

Third parties may claim that we infringe their intellectual property and trademark rights.

Competitors in our markets may claim that we infringe their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As a smaller reporting company and emerging growth company, we will not be required to provide a report on the effectiveness of its internal controls over financial reporting until our second annual report, and we will be exempt from auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of material weaknesses in our internal controls, which could lead to misstatements or omissions in our reported financial statements as compared to issuers that have conducted such evaluations.

If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

RISKS ASSOCIATED WITH MANAGEMENT AND CONTROL PERSONS

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Moses Campbell, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in the service industry. Although we expect that our compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified bilingual and “people friendly” personnel in the locations where we principally operate. The loss of the services of any key personnel, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Insiders will continue to have substantial control over us and our policies after this offering and will be able to influence corporate matters.

Moses Campbell, whose interests may differ from other stockholders, has the ability to exercise significant control over us. Presently, he beneficially owns 64% of our common stock, and, assuming 100% of this offering is sold, he will continue to beneficially own approximately 65%.  He is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.  He could prevent transactions, which would be in the best interests of the other shareholders. Mr. Campbell’s interests may not necessarily be in the best interests of the shareholders in general.

Our sole officer and director do not have any prior experience conducting a best-efforts offering or management a public company.

Our sole executive officer and director does not have any experience conducting a best-effort offering or managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. If we are not able to raise sufficient funds, we may not be able to fund our operations as planned, and our business will suffer and your investment may be materially adversely affected. Also, our executive’s officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

RISKS RELATED TO OUR LEGAL STATUS

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

 RISKS RELATED TO OWNERSHIP OF OUR SHARES

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There has been no public market for our securities and there can be no assurance that an active trading market for the securities offered herein will develop after this offering, or, if developed, be sustained. We anticipate that, upon completion of our registered offering we will locate a market maker to sponsor us to quote on the OTCQB. If we are unable to gain access to a secondary trading market, or if a public trading market does not develop, purchasers of the common stock may have difficulty selling their securities should they desire to do so and purchasers of our common stock may lose their entire investment if they are unable to sell our securities.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

If we are able to quote our common stock on the OTCQB, the market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

●	government regulation of our products and services;
●	the establishment of partnerships with sports development companies;
●	intellectual property disputes;
●	additions or departures of key personnel;
●	sales of our common stock
●	our ability to integrate operations, technology, products and services;
●	our ability to execute our business plan;
●	operating results below expectations;
●	loss of any strategic relationship;
●	industry developments;
●	economic and other external factors; and
●	period-to-period fluctuations in our financial results.

Because we are a start-up company with no revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Upon effectiveness of this registration statement, we will be subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934, which does not require a company to file all the same reports and information as fully reporting companies.

Upon effectiveness of this registration statement, we will be subject to the 15(d) reporting requirements according to the Securities Exchange Act of 1934. As a Section 15(d) filer, we will be required to file quarterly and annual reports during the fiscal year in which our registration statement is declared effective; however, such duty to file reports shall be suspended as to any fiscal year, other than the fiscal year within which such registration statement became effective, if, at the beginning of such fiscal year the securities of each class are held of record by less than 300 persons. In addition, as a filer subject to Section 15(d) of the Exchange Act, we are not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; we will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of our equity securities will not be required to report information about their ownership positions in the securities. As such, shareholders will not have access to certain material information which would otherwise be required if it was a fully reporting company pursuant to an Exchange Act registration.

Because our directors are not independent they can make and control corporate decisions that may be disadvantageous to other common shareholders.

We intend to apply to have our common shares quoted on the OTCQB, which does not have director independence requirements. Using the definition of “independent” in NASDAQ Rule 5605(a)(2), we have determined that none of our directors are independent. Our directors have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

We have never declared or paid any cash dividends or distributions on our capital stock. And we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Our securities are considered a penny stock.

Because our securities are considered a penny stock, shareholders will be more limited in their ability to sell their shares. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Item 2. Properties

We currently do not own any real property. Our headquarters is located at 302 West Victory Dr. Savannah GA 31405.

We currently lease two locations, described below, that are operating on the east coast. These locations will serve as the model locations to standardize branding and store formats.

582 Hendersonville Road, Asheville NC 28803

We entered a lease agreement on July 24, 2018 for approximately 1,625 square feet of space in Buncombe County, North Carolina. The lease period is from August 1, 2018 to July 31, 2019, which is renewable for an additional two-year period. We pay rent of $2,406.36 per month.

302 West Victory Dr. Savannah GA 31405

We entered a lease agreement on June 13, 2018 for approximately 2,000 square feet of space in Chatham County, Georgia. The lease period is from July 1, 2018 to June 30, 2021, and then on a month-to-month basis. We pay rent of $2,100 per month.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is presently no public market for our common stock. We anticipate making an application for trading of our common stock on OTCQB now that our registration statement is effective. We can provide no assurance that our shares will be traded on the OTC Markets, or if traded, that a public market will materialize.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of April 4, 2019, we had 14,644,147 shares of our common stock issued and outstanding, held by approximately 42 shareholders of record.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation plans.

Unregistered Sales of Equity Securities

From inception, we completed the following sales of unregistered securities:

•	We issued 13,221,000 shares of common stock to the members of Mary Jane’s Smoke Shop, LLC in connection with a plan of conversion dated May 15, 2018.
•	933,334 shares were sold privately at $0.12 per share on May 25, 2018;
•	41,666 shares were sold privately at $0.12 per share on July 23, 2018 and
•	375,000 shares were issued for services rendered; and
•	73,167 shares were sold in a private placement at $0.15 per share on August 25, 2018 to 32 shareholders.
•	During the year ended December 31, 2018 the Company granted warrants to purchase 2,511,990 shares of our common stock at a strike price of $0.01 per share.

For U.S. investors, the above shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

For our offshore investors, the above shares were issued in reliance on Regulation S, promulgated under the Securities Act, as the securities were issued in an "offshore transaction," as defined in Rule 902(h) of Regulation and we did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each stockholder was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of operations for the years ended December 31, 2018 and 2017

Revenues

We were incorporated on July 28, 2016 and commenced operations in January 2017. We achieved revenues of $509,832 for the year ended December 31, 2018, as compared with $470,258 for the year ended December 31, 2017.

Sales increased 8.42% for the year ended December 31, 2018 over the year ended December 31, 2017 primarily due to aggressive marketing and efficient operating management.

Despite the two stores, our sales have been progressively increasing as a result of increased CBD sales in the third quarter of 2018. CBD is one of the fastest growing industries. Initially, our costs were extremely high mostly due to marketing expenses. However, we believe the marketing has helped get our name out as a CBD retailer thereby bringing in more customers, as well as return customers buying more products. Since we used an aggressive marketing strategy to start with, we have been able to reduce our operating costs by reducing the amount of marketing we do as well as reducing the places where we market.

We have reduced our cost of goods sold and our margins have increased as a result of acquiring merchandise inventory from manufacturers and creating white label product lines, as opposed to working through distributors. This has brought our margins from 40-50% up to 70-80% since the products are much cheaper for us to purchase.

In the first quarter of 2019, we opened an online store, which we believe will add a new lawyer of revenue for customers that we are unable to reach with just our physical locations. Selling online also reduces costs since we do not anticipate having to maintain a large sales staff to support it. We also plan to wholesale our brand to other retailers, which will believe will give us access to an entirely new market segment. We expect a significant amount of attention in the wholesale department since many locations, including convenience stores, gas stations, smoke shops, and health stores have begun to sell CBD products.

Our top selling brands have long been CBDistillery and Diamond CBD. Since these products came from distributors, their wholesale prices were high leaving us with an average margin of 51.58%. Though, as soon as we introduced our first white label product, Mary Jane’s Hemp Flower, that quickly became one of the most popular brands and most popular products. This product has had a 75% margin. Mary Jane’s Pre-roll hemp flowers have a profit margin of almost 85% and is also a top selling product. This demonstrated how white labeling is an extremely profitable segment for us. By the end of the second quarter of 2019, we expect that 90% of the products on our shelves will be our own white label brand, which we believe will boost our margins significantly.

The U.S. Food and Drug Administration recently finalized a rule that extends its regulatory authority to all tobacco products, including e-cigarettes, cigars, and hookah and pipe tobacco, as part of its goal to improve public health. Under this new rule, the FDA is taking steps to protect consumers from the dangers of tobacco products, ensure these tobacco products have health warnings, and restrict sales to minors. The new rules do several things:

•	It extends the FDA’s regulatory authority to all tobacco products, including e-cigarettes—which are also called electronic cigarettes or electronic nicotine delivery systems (ENDS)—all cigars (including premium ones), hookah (also called waterpipe tobacco), pipe tobacco, nicotine gels, and dissolvable that did not previously fall under the FDA’s authority.
•	It requires health warnings on roll-your-own tobacco, cigarette tobacco, and certain newly regulated tobacco products and also bans free samples. In addition, because of the rule, manufacturers of newly regulated tobacco products that were not on the market as of February 15, 2007, will have to show that products meet the applicable public health standard set by the law. And those manufacturers will have to receive marketing authorization from the FDA.
•	The new rule also restricts youth access to newly regulated tobacco products by: 1) not allowing products to be sold to those younger than 18 and requiring age verification via photo ID; and 2) not allowing tobacco products to be sold in vending machines (unless in an adult-only facility).

In response to the recent FDA actions related to vapes and nicotine vape juices, we have reduced this to a small portion of our business. We maintain a small inventory of both nicotine juices and vapes so that we can satisfy the demand for these products, but not have a significant investment in case there is a drastic regulation change regarding these products. We have also stopped marketing our vaping products so that we can shift our focus from nicotine products to CBD products. We have begun carrying CBD vape juices in larger quantities since this is a popular alternative for customers trying to quit using nicotine completely.

Below is a table that shows our product sales and the evolution to more CBD related products.

Product Sales	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
2018
Pipes and bongs	60,713	38,444	15,986	20,945	136,088
Nicotine Products	6,790	4,307	9,744	24,678	45,519
CBD and Hemp	0	0	69,095	259,129	328,224
Total Revenues	67,503	42,751	94,825	304,752	509,831

2017
Pipes and Bongs	87,599	134,791	95,816	99,471	417,677
Nicotine Products	9,167	17,567	12,456	13,390	52,580
	96,766	152,358	108,272	112,861	470,258

Gross profit increased by $87,052 or 52% in 2018 and is mainly due to decreases in cost of revenues ratio over sales by 15% compared to 2017.

	December 31, 2017		December 31, 2018		Amount Change from Previous Year		Cost and Gross Profit Ratio Change
	Amount	Ratio	Amount	Ratio	Increase (Decrease)	% Increase (Decrease)
Sales	$470,258	100%	$509,833	100%	$39,574	8%
Cost of Sales	303,762	65%	256,284	50%	(47,478)	(16%)	(15%)
Gross Profit	$166,496	35%	$253,54	50%	$87,052	52%	15%

Our cost of revenues for the year ended December 31, 2018 was $256,284 for gross profits of $253,548, as compared with $303,762 in cost of sales for gross profit of $166,496 for the year ended December 31, 2017.

Cost of revenues have decreased as a result of increase in sales of products with higher margins. During the second quarter management focus on purchasing its products from new vendors who provide greater discounts, adding new product lines with better gross margin. Management has also increased promotions and marketing on these items. This strategy resulted to overall cost of revenue to decrease. Management expects to continue to explore new product lines and will focus on high gross profit margin products in future quarters.

We have only recently commenced operations under new management. Our sales in 2018 increased by 8% compared to 2017. We expect to attain the same level of increase in revenues next year. The increase in revenues was primarily due to our marketing strategies, including increased advertising and marketing efforts. Our plan is to continue on improving on increasing revenues for the existing stores and acquire more stores, as cash permits, to increase our revenues. As mentioned previously, we also plan to open an e-commerce website for our products. However, given our short operating history and despite all the marketing measures we have implemented and the focus on higher margin products, we expect that revenues will be sporadic in the next twelve months as we undertake our plan of operations. As detailed above, we have only been operational since the beginning of 2017 and we are unable to forecast with any degree of specificity the margins that we expect to have in the future.

Operating Expenses

We had operating expenses of $487,003 for the year ended December 31, 2018, as compared with $440,078 for the same period ended 2017. The increase in our operating expenses by $46,925 or 10% is comprised of the following increase (decrease) in expenses:

Operating Expenses	Increase (Decrease)
Professional fees	$34,165	100%
Advertising and Marketing	73,847	98%
Payroll and Related Expenses	(63,331)	(42%)
Officer Compensation	22,713	100%
General and administrative expenses	30,326	43%
Sales Tax Expenses	16,020	40%
Merchant Fees	4,424	34%
Rent Expenses	(71,239)	(88%)
Total	$46,925	10%

Significant decreased in rent and payroll were primarily due to the closure of two stores early in 2018. These were offset by significant increases in advertising and marketing.

We expect our operating expenses to increase in 2019 as a result of increased operating activity to implement our business plan and the added expenses associated with the filing of a public offering and thereafter reporting with the Securities and Exchange Commission.

Net Loss

We had a net loss of $217,457 for the year ended December 31, 2018, as compared with $273,582 for the same period ended 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $354,487 and total current liabilities of $187,264. We had working capital of $167,223 as of December 31, 2018.

Operating activities used $223,003 in cash for the year ended December 31, 2018, as compared with $510,298 in cash for the same period ended 2017. Our negative operating cash flow for the year ended December 31, 2018 is the result of funding our net loss of $217,457, offset mainly by change in inventory of $14,005, deferred taxes $30,224 and accounts payable and accrued expenses of $46,330. Our negative operating cash flow for the year ended December 31, 2017 is mainly the result of funding our net loss of $273,583 along with changes in inventory of $242,649.

Investing activities used $18,290 in cash for the year ended December 31, 2018, as compared with $0 in cash for the same period ended 2017. Our negative investing cash flow in 2018 is mainly due to the purchase of $15,946 in fixed assets.

Financing activities provided $292,302 in cash for the year ended December 31, 2018, as compared with $527,876 in cash for the same period ended 2017. Our positive financing cash flow for the year ended December 31, 2018 was mainly the result of the sale of our common stock and paid in capital. Our positive cash flow for the year ended December 31, 2017 was the result of paid in capital.

We were incorporated on July 28, 2016 and commenced operations in January 2017. Our operations, to date, have been devoted primarily to startup, development activities and obtaining our first contract. Because of our limited operating history, it is difficult to predict our capital needs on a monthly, quarterly or annual basis. We will have no capital available to us if we are unable to raise money from our registered offering or find alternate forms of financing, which we do not have in place at this time.

There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Our plan specifies that we will need approximately $2,000,000 in additional operating capital to operate for the next twelve months and to achieve our growth plan in the expansion of stores. We will need, at a minimum, $50,000 from our offering, or else our business will be in jeopardy and we could be forced to suspend our operations or go out of business. Our long-term growth plan calls for a raise of $2,000,000 to $5,000,000 to fund the acquisition of new stores to our portfolio. If we are unable to raise this money, our growth plans will be frustrated. There can be no assurance that this offering will be successful.  You may lose your entire investment.

Off-Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of our company as a going concern. However, our revenues for the period from inception to December 31, 2018 has not been able to support our operating expenses. We have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future on additional investment capital to fund operating expenses. We intend to position the company so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Emerging Growth Company Status

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or auditor attestation of internal controls over financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

F-1 Report of Independent Registered Public Accounting Firm

F-2 Balance Sheets as of December 31, 2018 and 2017;

F-3 Statements of Operations for the years ended December 31, 2018 and 2017;

F-4 Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017;

F-5 Statements of Cash Flows for the years ended December 31, 2018 and 2017;

F-6 Notes to Consolidated Financial Statements

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Mary Jane’s CBD Dispensary, Inc.

(formerly Mary Janes Vape and Smoke Shop Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mary Jane’s CBD Dispensary, Inc. (formerly Mary Janes Vape and Smoke Shop Inc.) (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the financial statements, the Company’s accumulated deficit raises substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2018

Bayville, NJ

April 11, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Mary Jane's CBD Dispensary Inc.

BALANCE SHEETS

As of December 31

	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$68,587	$17,578
Accounts Receivables	9,088
Inventories	256,654	242,649
Prepaid items and other	4,271
Deferred Taxes Current	15,887
Total current assets	354,487	260,227
Fixed assets, net	14,515	—
Intangible Asset	2,344
Deferred Tax non current	14,337
Total Non Current Assets	31,196	—

Total assets	385,683	260,227

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$52,264	$5,934
Due to related parties	135,000
Total current liabilities	187,264	5,934

Total liabilities	187,264	5,934

Stockholders' equity (deficit)
Preferred Stock; $0.001 par value, 50,000,000 Authorized
Common stock; $0.0001 par value;200,000,000 shares authorized; 14,644,167 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively.	14,644
Additional paid-in capital	674,815	527,825
Accumulated deficit	(491,040)	(273,532)
Total stockholders' equity (deficit)	198,419	254,293

Total liabilities and stockholders' equity (deficit)	$385,683	$260,227

The accompanying notes are an integral part of these financial statements.

Mary Jane's CBD Dispensary Inc.

STATEMENTS OF OPERATIONS

For the year ended December 31

	2018	2017

Sales	509,832	$470,258
Cost of Sales	256,284	303,762
Gross profit	253,548	166,496

Operating expenses
Professional fees	34,165	—
Advertising and Marketing	75,498	1,651
Payroll and Related Expenses	151,261	214,592
Officer Compensation	22,713
General and administrative expenses	70,074	39,748
Sales Tax Expenses	39,676	23,656
Merchant Fees	12,836	8,412
Rent Expenses	80,780	152,019
Total operating expenses	487,003	440,078

Loss from operations	(233,455)	(273,582)
Other income (expense)
Interest expenses	8,027
Income tax benefits	(24,025)

Net income (loss)	$(217,457)	$(273,582)

Basic weighted average common shares outstanding	14,616,023

Net loss per common share: basic and diluted	$(0.01)

The accompanying notes are an integral part of these financial statements.

Mary Jane's CBD Dispensary Inc.

STATEMENT OF EQUITY

For the year ended December 31

		Common Stock
	Members' Equity	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders’ Equity
Balance January 1, 2017
Contributed capital	527,876					527,876
Net Loss					(273,583)	(273,583)
Balance December 31, 2017	527,876				(273,583)	254,293

Contributed Capital	125,870					125,870
Corporate conversion	(653,746)	14,529,334	14,529	639,217
Stock Issuance		114,833	115	35,598		35,713
Net loss					(217,457)	(217,457)
Balance December 31, 2018		14,644,167	14,644	674,815	(491,040)	198,419

The accompanying notes are an integral part of these financial statements.

Mary Jane's CBD Dispensary Inc.

STATEMENTS OF CASH FLOWS

For the year ended December 31

	2018	2017
Cash flow from operating activities:
Net income (loss)	(217,457)	$(273,583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,430
Share based compensation	4,282
Changes in assets and liabilities
Accounts Receivables	(9,088)
Inventory	(14,005)	(242,649)
Accounts payable and accrued expenses	46,330	5,934
Prepaid expenses	(4,271)	—
Deferred Tax Assets	(30,224)
Net cash used in by operating activities	(223,003)	(510,298)
Cash Flows from Investment activities
Purchase of fixed Assets	(15,946)
Purchase of intangible assets	(2,344)	—
Net cash used in investing activities	(18,290)	—
Cash Flows from Financing Activities
Proceeds on loans payable related party	135,000
Proceeds from Common Stock	14,269	—
Proceeds from additional paid capital	143,033	527,876
Net cash used in financing activities	292,302	527,876

Net increase in cash	51,009	17,578
Cash, beginning of period	17,578	—

Cash, end of period	$68,587	$17,578

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these financial statements.

Mary Jane’s CBD Dispensary Inc.

(formerly Mary Janes Vape and Smoke Shop Inc.)

Notes to the Financial Statements

December 31, 2018 and 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Change of Business

Mary Jane’s CBD Dispensary Inc. formerly Mary Jane’s Smoke Shop Inc. in the business of creating a recognizable national chain of retail stores that specialize in the sale of CBD Products and accessories such as vaporizers, CBD E-juice, CBD Oil, CBD herbs, water pipes, smoking pipes and other accessories. We currently have two retail locations: one in Asheville North Carolina and the other in Savannah, Georgia. We plan to grow our business and open additional store locations. The stores are expected to have a distinctive store layout, comparable to our two existing locations, that is consistently applied to all retail locations. The focus will be to create a recognizable brand of excellence geared towards all forms of CBD products. All of our products are competitively priced, professionally packaged, and presented to customers in a service-focused environment. We were incorporated as a limited liability company in Georgia and on July 28, 2016, commenced operations in January 2017 and we converted to a c-corporation and moved our domicile to Nevada.

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP).

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $491,040 as of December 31, 2018. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments that might arise from this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include but are not limited to the estimated useful lives of equipment for purposes of depreciation, valuation of inventory and the valuation of common shares issued for services.

Cash and Equivalents

Cash and equivalents include investments with initial maturities of three months or less.

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Mary Jane’s CBD Dispensary Inc.

(formerly Mary Janes Vape and Smoke Shop Inc.)

Notes to the Financial Statements

December 31, 2018 and 2017

Accounts receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of December 31, 2018 and 2017, no allowance was required. The majority of sales transactions are paid by the customer with a credit card and are generally collected at the time that revenue is recorded.

Inventories

Inventory consists primarily of merchandise for sale and packaging materials and is valued at the lower of cost or market. Cost is determined using the weighted average method and average cost is recomputed after each inventory purchase or sale. Inventory is periodically reviewed in order to identify obsolete or damaged inventory and impaired values.

Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of the asset. The estimated useful life by asset description is noted in the following table:

Asset Description	Estimated Useful life (Years)
Furniture and Equipment	3-5
Leasehold Improvement	Term or lease or 3-5 whichever is shorter
Vehicles	5

Additions are capitalized, and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in other income.

Fixed assets start deprecating the following month of acquisition.

Intangible assets are stated at cost less accumulated amortization and impairment losses. Cost is usually determined as the amount paid by the Group. Amortization is recognized together with depreciation in profit or loss. Intangible assets with indefinite lives are not amortized but are subject to annual reviews for impairment.

Fixed assets consist of the following at December 31, 2018.

12/31/2018
Furniture and Equipment	$5,639
Computers and Equipment	1,000
Leasehold Improvement	9,307
Accumulated depreciation	(1,431)
Net Fixed Assets	$14,515
Intangible assets	2,344

Intangible assets are cost of domain names recorded at cost of purchased subject to annual review for impairment.

Revenue Recognition

Net sales consist primarily of revenue from sale of merchandise and accessories. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Product is considered delivered to the customer once customer takes possession and title, risk of loss and rewards of ownership have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is taken out of the stores.

Mary Jane’s CBD Dispensary Inc.

(formerly Mary Janes Vape and Smoke Shop Inc.)

Notes to the Financial Statements

December 31, 2018 and 2017

Cost of Sales

The company computes its cost of sales by applying average cost of the inventory sold. Cost of items will include purchase price plus any incidental cost like freight in and less any purchase discounts. Average cost of inventory recomputed each time there is new purchase.

General and Administrative Expenses

The company records customary and necessary expenses to operate its office and stores as General and Administrative expenses. This includes bank service charges, computer and internet expenses, utilities, transportation, repairs and maintenance,

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with GAAP. For certain of our financial instruments, including cash, accounts payable, and the short-term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities.

Stock Based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

Earnings Per Share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods. There are no potentially dilutive shares outstanding December 31, 2018 and December 31, 2017.

Income Taxes

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Recent Accounting Pronouncements

On January 1, 2018, we adopted the new accounting standard ASC 606, (Topic 606), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Through our evaluation of the impact of this ASC, we have determined there is no impact to our financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in our income statement for the year ended December 31, 2018 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

Mary Jane’s CBD Dispensary Inc.

(formerly Mary Janes Vape and Smoke Shop Inc.)

Notes to the Financial Statements

December 31, 2018 and 2017

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) mode that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the potential impact of the adoption of this standard.

NOTE 2– LEASE COMMITMENTS

The Company had lease commitments for store space under lease terms that ranged from one to three years.

Future minimum lease payments consist of the following:

Year	Annual
2019	$62,633
2020	64,150
2021	65,040
TOTAL	$191,823

NOTE 3– CAPITAL STOCK

The Company's authorized capital is 50,000,000 preferred shares and 200,000,000 common shares with a par value of $0. 001 per share. During the year ended December 31, 2018, the Company issued a total of 14,644,167 shares of common stock in exchange for the total contribution of shareholders valued at $653,746. The contributions comprise of cash contribution and inventories at fair market value. As of December 31,2018 total outstanding shares is 14,644,167 common shares and no preferred shares.

NOTE 4 -COMMON STOCK WARRANTS

During the year ended December 31, 2018 the Company granted warrants to purchase 2,511,990 shares of our common stock at a strike price of $0.01 per share. On February 20, 2020, the warrant holder at any time and from time to time to time nay exercise these warrants in whole or in part. The warrant terms are 5 years expiring in April 20, 2023.

	Number of Common Stock Warrants	Weighted average exercise price	Weighted average life (years)	Intrinsic value of warrants
Outstanding 12-31-2017	—	—	—
Granted May 22,2018	2,511,910	$0.01	5
Exercise
Outstanding 12-31-2018	2,511,910	$0.01	5

NOTE 5 – INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740—Income Taxes. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset is recognized for unused tax losses and deductible temporary differences, to the extent that it is probable that future taxable profits will be available against which they can be utilized. Deferred tax assets are reviewed at each reporting date and a valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Mary Jane’s CBD Dispensary Inc.

(formerly Mary Janes Vape and Smoke Shop Inc.)

Notes to the Financial Statements

December 31, 2018 and 2017

ASC 740-10-30-5(e) states that a valuation allowance is required if “based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more-likely-than-not to be realized.” A plain reading of the standard would indicate that management must conclude that a valuation allowance is required because all or some portion of a deferred tax asset will not be realizable. This seems to contrast with the question which requests management provide support for its conclusion that a valuation allowance is not required.

According to ASC 740-10-30-17, “All available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. Information about an entity’s current financial position and its results of operations for the current and preceding years ordinarily is readily available. That historical information is supplemented by all currently available information about future years.” ASC 740-10-30-24 understands that “Future realization of a tax benefit sometimes will be expected for a portion but not all of a deferred tax asset … In those circumstances, application of judgment based on a careful assessment of all available evidence is required to determine the portion of a deferred tax asset for which it is more-likely-than-not a tax benefit will not be realized.”

The Company records a current deferred tax asset at conversion to a C corporation on May 15, 2018 (Conversion Date) of $6,199 and $15,867 at September 30, 2018. (filing date) These balances relate to certain accrued expenses that would not expect to be deductible based on the Company’s expected method of accounting for tax purposes. These accruals would become deductible when paid. Indeed, these accruals would change as of the end of the tax year. Accordingly, management’s judgment is this portion of deferred tax asset will be realized within one tax year.

The long-term portion of the deferred tax asset at September 30, 2018 of $14,337 relates to a calculated net operating loss from conversion date to filing date. Note that prior to Conversion Date, the company was a limited liability company (LLC) taxed as a partnership. Any losses through Conversion Date would be reported on the tax returns of the equity holding members and so would not be a tax attribute for the Company and would not be applicable to calculation of the deferred tax asset balance.

ASC 740-10-30-23 goes on to state “An entity shall use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified.” Management considers its earnings in October and November 2018 of $ 3,580 as well as expected earnings for December 2018 of $5,500 and for 2019 of $ 65,000 to be positive evidence of the deferred tax asset realization. This assertion is supported by certain changes to distribution channels which are already increasing sales. Improving gross margins and maintaining other costs contribute to management’s estimation of net income in 2019. Negative evidence consists of net losses experienced through Filing Date including periods prior to Conversion Date. These amounts are objectively measurable. However, the weight of this evidence is mitigated by changes in management involvement. Prior to conversion, equity holding members were management of the company. These members were more involved in management of other investments which distracted their attention from the Company. Since Conversion Date, management has changed to persons who are more involved in the operation of the Company. Indeed, improvements in sales channels leading to income in the last quarter are due to this management.

In the weighing positive against the diminished negative evidence, management believes that the “more than 50%” standard is not met. It is then not “more-likely-than-not that some portion or all of the deferred tax assets will not be realized.” Accordingly, a valuation allowance is not recorded.

Mary Jane’s CBD Dispensary Inc.

(formerly Mary Janes Vape and Smoke Shop Inc.)

Notes to the Financial Statements

December 31, 2018 and 2017

Calculation of deferred tax assets at May 15, 2018 (Conversion Date) and September 30, 2018 (Filing Date).

Mary Jane's CBD Dispensary Inc.
Deferred Tax at Conversion to C corporation

	Deductible Temporary Differences	Current Assets	Federal Long Term Asset	Total Asset	Current Asset	State Long Term Asset	Total Asset

Accruals	$ 25,658	$ 5,388		$ 5,388	$ 1,026		$ 1,026
Effect on state tax		(215)		(215)
Total by jurisdiction		5,173	-	5,173	1,026	-	1,026

Total company		6,199	-	6,199

Mary Jane's CBD Dispensary Inc.

Deferred Tax at December 31, 2018

	Book Balance	Federal Balance	(Taxable) Deductible Temporary Balance	Current Asset	Long Term Asset	Total Asset
Federal
Accruals	(41,536)		41,536	8,723		8,723
Deferred revenue	(20,834)		20,834	4,375		4,375
Fixed Assets	14,522	9,879	(4,644)		(975)	(975)

Net operating loss			63,987		13,437	13,437
Effect on state tax				(741)	(498)	(1,239)

Total by jurisdiction				12,357	11,964	24,321

	State Balance	(Taxable) Deductible Temporary Balance	Current Asset	Long Term Asset	Total Asset
State
Accruals		41,536	2,351		2,351
Deferred revenue		20,834	1,179		1,179
Fixed Assets	13,510	(1,013)		(40)	(40)

Net operating loss		60,356		2,414	2,414
Effect on state tax

Total by jurisdiction			3,530	2,374	5,904

Total Company
At conversion			15,867	14,337	30,224
September 30 adjustment			6,199		6,199
Balance December 31, 2018			9,668	14,337	24,025

Mary Jane’s CBD Dispensary Inc.

(formerly Mary Janes Vape and Smoke Shop Inc.)

Notes to the Financial Statements

December 31, 2018 and 2017

Prior to the Conversion Date, the Company was a limited liability company (LLC) taxed as a partnership. Taxable income and deductible losses were reported by the equity holding members. Income tax accounting was not appropriate for the Company prior to the Conversion Date. At the Conversion Date, the Company became a C corporation and was subject to taxation. As an LLC, the Company maintained the cash basis of accounting which is a permissible method of accounting under IRC §446. Upon conversion to a C corporation, the cash basis of accounting would not be statutorily permissible under IRC §448. However, as the Company meets certain thresholds for average gross receipts under Rev Proc 2002-28, it would be permitted to continue using the cash basis. At this time, the Company expects to elect to maintain the cash basis of accounting for income tax purposes. Accordingly, net accruals on financial statements are removed in preparing income tax filings. The Company had net payables of $25,658 on Conversion Date which would not be deductible when paid under the cash basis. An opening federal deferred tax asset, net of state benefit, of $5,173 was recorded along with a state deferred tax asset of $1,026. The offset of this entry is capital as no income is reported at that date. At Filing Date, these accruals had been adjusted to $41,536 with federal deferred tax of $8,723 and state tax of $2,351. Additionally, the Company recorded a deferred revenue of $20,834 representing prepaid rental income. This deferral is required to be reported on the cash basis under IRC §451. Deferred tax on the deferral is federal $4,375 and state of $1,179. The $ 741 effect of state tax benefit nets with these amounts to produce the current deferred tax asset of $15,867. In order adjust to this asset, a deferred tax benefit of $9,688 is recorded on the income statement at Filing Date. On Conversion Date, no net operating loss (NOL) existed because the Company had been an LLC as mentioned above. Accordingly, no long term deferred tax asset would be appropriate for an NOL at that time. On Filing Date, the Company reported a financial statement loss of $96,706 which is adjusted primarily for cash basis tax reporting above and to add the above deferred revenue to income. An amount of depreciation difference does exist. As a result, the Company calculates a federal tax loss of $63,987 and a state tax loss of $60,356. A federal deferred tax asset of $11,963 and a state deferred tax asset of $2,374 are recorded. As the balance of the asset was $0 at Conversion Date, the net $14,337 is also the deferred tax benefit recorded on the income statement.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The impact of tax legislation is recognized in the period in which the law is enacted. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. Consistent with that guidance. No provisional amount was recognized based upon our interpretation of the tax laws because, at that time, the Company was a limited liability company whereby taxable income or loss was reported on the returns of the equity holders.  Accordingly, the Company was not subject to taxation at that time. The actual impact of these tax laws may differ, possibly materially, due to, among other things, additional analysis, changes in our interpretations and assumptions, additional guidance that may be issued by the government and actions we may take as a result of these enacted tax laws. Any adjustments will be included in income from operations as an adjustment to tax expense.

NOTE 6 – SUBSEQUENT EVENTS

On February 21, 2019, our board of directors and a majority of our shareholders approved an amendment to our Articles of Incorporation for the purpose of changing our name to “Mary Jane’s CBD Dispensary, Inc.” A copy of the Certificate of Amendment that was filed with the Nevada Secretary of State on February 21, 2019.

On February 25, 2019 our board of directors and a majority of our shareholders approved the creation of a new wholly owned subsidiary company “MJ Natural Beauty, INC.”

The company has evaluated subsequent events for recognition and disclosure through April 5, 2019 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Positions
Moses Campbell	President, Chief Executive Officer, Principal Executive Officer, Secretary and Director
Jorge Verar	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer
Matthew Meyer	Chairman, Chief Operating Officer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Moses Campbell. Moses is an entrepreneur by nature. At age 15, he started his own private IT company, Guillermo Santos LLC. There, he oversaw operations and grew the company to even include a datacenter hosting service. He continued his education at the University of New Mexico pursuing a finance degree from the Anderson School of Management. He currently develops and maintains customized bookkeeping software for various companies as well as continue to manage large data center environment for Salmons PC as the Head of System Administration.

His work experiences for the last five years are as follows:

•	2015-present, Head systems administrator and Programmer - Salmons PC, a Precast Engineering and Drafting firm.
•	2014-2016, Owner and President of Guillermo Santos LLC. - A private IT outsourcing firm, and cloud storage datacenter.

Mr. Campbell does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

We have chosen Mr. Campbell as our director because of his leadership skills and business development experience.

Jorge Verar. Jorge is Certified Public Accountant (CPA) licensed in Texas as well as In the Philippines. He is also Certified Fraud Examiner (CFE) as well as Certified Information System Auditor (CISA).

Jorge started his own accounting firm in June of 2016 providing outsource accounting and financial reporting services to small public company as well as private corporation. Jorge’s industry knowledge spans many different sectors including healthcare, oil and gas, construction, retail, staffing, technology, and software development.

His work experiences for the last five years are as follows:

•	September of 2016 to April 2017, Senior Accounting Manager - Albeck financial Services Inc. a Financial Reporting services company
•	August 2014 to June of 2016, Audit manager - Thayer O’NEAL Company CPAs
•	2004 to 2014 Controller / VP finance Majestic Staffing LLc, a staffing and recruiting firm.

Mr. Verar does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Matthew Meyer, Matt oversees operations and is responsible for growth strategy and raising capital. Matt holds a Bachelor’s degree from the University of San Francisco where he studied Communications and Business Management. He has also earned a Master’s degree from Hult International Business School.

In September of 2016 Matthew started is own luxury travel agency, specializing in international business and first class travel. His knowledge of the travel industry is extensive, having past been a consultant for multiple companies developing corporate travel programs.

Matthew’s past work experience:

•	From 2016 to present - Owner of a luxury travel agency, which specializes in international business and first class travel for individuals and SMBs.
•	From 2014 to 2016 - Independent travel consultant, working with multiple organizations developing corporate travel programs.
•	From 2012 - 2016 - Owner of a digital marketing company, specializing in website development for small businesses.

Mr. Meyer does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940

We have chosen Mr. Meyer as our director because of his business experience.

Term of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

Family Relationships

There are no family relationships between our executive officers and directors.

Other Significant Employees

Other than our executive officers, we do not currently have any significant employees.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current executive officers, nominees for directors, or current directors have been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

  Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

  Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

  Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

  Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

  Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

  Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

  Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Moses Campbell, at the address appearing on the first page of this annual report.

Code of Ethics

We do not have a code of ethics at the present time, but we intend to adopt one as soon as we add more executive staff and we have resources available.

Item 11. Executive Compensation

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, from inception to December 31, 2017 and for the year ended December 31, 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Moses Campbell Chief Executive Officer and Director	2018 2017	- -	- -	- -	- -	- -	- -	- -	- -
Jorge Verar Chief Financial Officer	2018 2017	21,000 -	- -	1,712 -	- -	- -	- -	- -	22,712 -
Matthew Meyer Chairman, COO and Director	2018 2017	- -	- -	- -	- -	- -	- -	- -	- -

Aside from an agreement with have with our CFO, we do not pay any compensation to our officers or directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

The CFO signed an employment agreement dated August 28, 2018 at a monthly rate of $1,500 until the company secures funding of $500,000, and thereafter at $3,000 plus stock awards of 150,000 shares per year of service to the company.

Outstanding Equity Awards at Fiscal Year End

As at December 31, 2018, we did not have any outstanding equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 4, 2019, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise indicated below, each entity or person listed below maintains an address of 302 West Victory Dr. Savannah GA 31405.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Moses Campbell	9,365,756	63.9%
Jorge Verar	150,000	0.006%
Matthew Meyer	833,334	5.69%
All Directors and Executive Officers as a Group (3 persons)	10,349,090	70.67%
5% Holders
Eduardo Cabrera 240 East 39 Street, Apt 10G NY, NY 10016	1,398,792	9.55%
Mason Habib	1,398,792	9.55%
11844 Bandera Road # 722, Helotes, TX 78023

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class of common stock is based on 14,644,167 shares of common stock as of April 4, 2019.

Changes in Control

We are not aware of any arrangement, which may result in a change in control in the future.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as provided in “Description of Business” and “Executive Compensation” set forth above, for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Below is the table of audit fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$0	$0	$0	$0
2018	$12,000	$0	$4,701	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to the Form S-1 filed on September 10, 2018 with the Securities and Exchange Commission

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mary Jane CBD Dispensary, Inc.

By:	/s/ Moses Campbell
Chief Executive Officer, Principal Executive Officer, and Director
April 11, 2019

By:	/s/ Jorge Verar
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 11, 2019

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Moses Campbell
Chief Executive Officer, Principal Executive Officer, and Director
April 11, 2019

By:	/s/ Matthew Myers
Director
April 11, 2019

