Form 10-Q
period 2019-03-31
MARY JANE'S CBD DISPENSARY, INC.
filed 2019-05-15
CIK 1751882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-227270

Mary Jane’s CBD Dispensary, Inc.

(Exact name of registrant as specified in its charter)

Nevada	83-1159128
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

302 West Victory Dr. Savannah, GA 31405
(Address of principal executive offices)

(816)-343-3102
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,644,147 common shares as of May 10, 2019

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018;
F-2	Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited);
F-3	Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited); and
F-4	Statements of Stockholders’ Equity as of March 31, 2019; and
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

Mary Jane's CBD Dispensary, Inc.

(formerly Mary Jane's Vape and Smoke Shop Inc.)

BALANCE SHEETS

As of March 31, 2019 and December 31, 2018

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$80,284	$68,587
Accounts Receivable	6,251	9,088
Inventory	271,503	256,654
Prepaid and other current assets	604	4,271
Deferred taxes- current	15,887	15,887
Total current assets	374,529	354,487
Fixed assets, net	25,761	14,515
Intangible Asset	2,344	2,344
Deferred Tax non current	14,337	14,337
Total Non Current Assets	42,442	31,196

Total assets	$416,971	$385,683

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	85,452	$52,264
Due to related parties	120,000	$135,000
Total current liabilities	205,452	187,264

Total liabilities	205,452	187,264
Stockholders' equity (deficit)
Preferred Stock; $0.001 par value, 50,000,000 Authorized
Common stock; $0.0001 par value;200,000,000 shares authorized; 14,644,167 and 14,644,167 shares issued and outstanding as of March 31, 2019 December 31, 2018 respectively.	14,644	14,644
Additional paid-in capital	679,815	674,815
Accumulated deficit	(482,940)	(491,040)
Total stockholders' equity (deficit)	211,519	198,419

Total liabilities and stockholders' equity (deficit)	$416,971	$385,683

The accompanying notes are an integral part of these unaudited financial statements.

Mary Jane's CBD Dispensary, Inc.

(formerly Mary Jane's Vape and Smoke Shop Inc.)

STATEMENTS OF OPERATIONS

For the three months ended March 31

(Unaudited)

	2019	2018

Sales	$386,627	$67,503
Cost of Sales	127,368	45,283
Gross profit	259,259	22,220
Operating expenses
Professional fees	9,626	3,558
Advertising and Marketing	73,542	376
Payroll and Related Expenses	57,105	45,145
Officer Compensation	6,577	1,500
General and administrative expenses	54,352	9,019
Sales Tax Expenses	22,932	9,047
Merchant Fees	7,591	2,536
Rent Expense	11,934	34,131
Total operating expenses	243,659	105,312
Net (loss) income from operations	15,600	(83,092)
Other income (expense)
Interest expense	(7,500)
Income (loss) before income taxes	8,100	(83,092)
Income tax benefits
Net income (loss)	$8,100	$(83,092)

Basic weighted average common shares outstanding	14,644,167
Net loss per common share: basic and diluted	$0.00

The accompanying notes are an integral part of these unaudited financial statements.

Mary Jane's CBD Dispensary, Inc.

(formerly Mary Jane's Vape and Smoke Shop Inc.)

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Cash flow from operating activities:
Net income (loss)	$8,100	$(83,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,431	—
Changes in assets and liabilities		—
Accounts Receivable	2,837
Inventory	(14,849)	22,020
Accounts payable and accrued expenses	33,188	11,724
Prepaid expenses	3,667
Net cash used in operating activities	34,374	(49,348)
Cash Flows from Investment activities
Purchase of fixed Assets	(12,677)	—
Net cash used in investing activities	(12,677)	—
Cash Flows from Financing Activities
Proceeds on loans payable related party	(15,000)
Proceeds from Capital contribution		30,000
Proceeds from additional paid capital	5,000	10,000
Net cash used in financing activities	(10,000)	40,000

Net increase in cash	11,697	(9,348)
Cash, beginning of period	68,587	17,578

Cash, end of period	$80,284	$8,230

Supplemental disclosure of cash flow information
Cash paid for interest	$7,500	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Mary Jane's CBD Dispensary, Inc.

(formerly Mary Jane's Vape and Smoke Shop Inc.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

As of March 31, 2019

(Unaudited)

		Common Stock
	Members' Equity	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity
Balance January 1, 2017
Contributed capital	527,876					527,876
Net Loss					(273,583)	(273,583)
Balance December 31, 2017	527,876				(273,583)	254,293

Contributed Capital	125,870					125,870
Corporate conversion	(653,746)	14,529,334	14,529	639,217
Stock Issuance		114,833	115	35,598		35,713
Net loss					(217,457)	(217,457)
Balance December 31, 2018		14,644,167	$14,644	$674,815	$(491,040)	$198,419
Net Income March 31,2018					8,100	8,100
Additional Paid In Capital				5,000		5,000
Balance March 31, 2019		14,644,167	$14,644	$679,815	$(482,940)	$211,519

The accompanying notes are an integral part of these unaudited financial statements.

Mary Jane’s CBD Dispensary Inc.
(formerly Mary Jane’s Vape and Smoke Shop Inc.)
Notes to the Unaudited Financial Statements

March 31, 2019

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $482,940 as of March 31. The company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expanding its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Mary Jane’s CBD Dispensary Inc.
(formerly Mary Jane’s Vape and Smoke Shop Inc.)
Notes to the Unaudited Financial Statements

March 31, 2019

Concentration of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of FDIC insurance limits.

Accounts receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates. We have determined that as of March 31, 2019, no allowance was required. The majority of sales transactions are paid by the customer with a credit card and are generally collected at the time that revenue is recorded.

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

Fixed assets consist of the following at March 31, 2019 December 31, 2018.

	March 31, 2019	December 31, 2018
Furniture and Equipment	$14,923	$5,639
Computers and Equipment	1,000	1,000
Leasehold Improvement	12,699	9,307
Accumulated depreciation	(2,861)	(1,431)
Net Fixed Assets	$25,761	$14,515
Intangible assets	$2,344	$2,344

Intangible assets are cost of domain names recorded at cost of purchased subject to annual review for impairment.

Mary Jane’s CBD Dispensary Inc.
(formerly Mary Jane’s Vape and Smoke Shop Inc.)
Notes to the Unaudited Financial Statements

March 31, 2019

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

General and Administrative Expenses

The company records customary and necessary expenses to operate its office and stores as General and Administrative expenses. This includes bank service charges, computer and internet expenses, utilities, transportation, repairs and maintenance.

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

Earnings Per Share

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods. There are no potentially dilutive shares outstanding as of March 31, 2019 and December 31, 2018.

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

Mary Jane’s CBD Dispensary Inc.
(formerly Mary Jane’s Vape and Smoke Shop Inc.)
Notes to the Unaudited Financial Statements

March 31, 2019

Recent Accounting Pronouncements

On January 1, 2018, we adopted the new accounting standard ASC 606, (Topic 606), Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Through our evaluation of the impact of this ASC, we have determined there is no impact to our financial statements resulting from the adoption of Topic 606 as the timing and measurement of revenue remained consistent with Topic 605, although our approach to revenue recognition is now based on the transfer of control. Further, there is no difference in the amounts of the revenue and cost of sales reported in our income statement for the period ended March 31, 2019 that were recognized pursuant to Topic 606 and those that would have been reported pursuant to Topic 605.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) mode that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. As an Emerging Growth Company, ASU 2016-02 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact of ASI 2016-02 on its financial statements.

NOTE 2– LEASE COMMITMENTS

The Company had lease commitments for store space under lease terms that ranged from one to three years.

Future minimum lease payments consist of the following:

Year	Annual
2019	$62,633
2020	64,150
2021	65,040
TOTAL	$191,823

NOTE 3– CAPITAL STOCK

The Company's authorized capital is 50,000,000 preferred shares and 200,000,000 common shares with a par value of $0. 001 per share. As of March 31 ,2019 total outstanding shares is 14,644,167 common shares and no preferred shares.

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

Mary Jane’s CBD Dispensary Inc.
(formerly Mary Jane’s Vape and Smoke Shop Inc.)
Notes to the Unaudited Financial Statements

March 31, 2019

The Company records a current deferred tax asset $15,867 March 31, 2019. These balances relate to certain accrued expenses that would not expect to be deductible based on the Company’s expected method of accounting for tax purposes. These accruals would become deductible when paid. Indeed, these accruals would change as of the end of the tax year. Accordingly, management’s judgment is this portion of deferred tax asset will be realized within one tax year.

The long-term portion of the deferred tax asset at March 31, 2019 of $14,337 relates to a calculated net operating loss from conversion date to filing date.

ASC 740-10-30-23 goes on to state “An entity shall use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified.” Management considers its earnings in this quarter of $8,100 compared to the previous year’s first quarter loss of $83,090 to be a positive evidence of the deferred tax asset realization. This assertion is supported by certain changes to distribution channels which are already increasing sales. Improving gross margins and maintaining other costs contribute to management’s estimation of net income in 2019. Negative evidence consists of net losses experienced through Filing Date including periods prior to Conversion Date. These amounts are objectively measurable. However, the weight of this evidence is mitigated by changes in management involvement.

In the weighing positive against the diminished negative evidence, management believes that the “more than 50%” standard is not met. It is then not “more-likely-than-not that some portion or all of the deferred tax assets will not be realized.” Accordingly, a valuation allowance is not recorded.

NOTE 6 – SUBSEQUENT EVENTS

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers Effective May 5, 2019, Matthew Meyer resigned as our Chief Operating Officer and Chairman, and was appointed as our President. On the same day, Mason Habib was appointed as our Chief Operating Officer, Chairman and member of the Board of Directors. Also on May 5, 2019, Mr. Moses Campbell resigned as our director but will remain as our Chief Executive Officer.

Effective April 15, 2019, we entered into a two year Management Agreement with Mr. Mason Habib to serve as our Chief Operating Officer (the “Agreement”.) In addition, Mr. Habib was appointed as a member of the Company’s Board of Directors and to serve as its Chairman. Under the Agreement, we agreed to compensate Mr. Habib $5,000 monthly (with a provision to increase to $10,000 monthly if the Company achieves $2,500,000 in annual revenues) and provide him with 6,500,000 shares of common stock, which are subject to a lock-up for 18 months and leak-out thereafter. He is also eligible for bonuses as stated in the Agreement. Mr. Habib is entitled to severance for termination without cause and he agreed to restrictive convents, as set forth in the Agreement, including a 2 year covenant not to compete.

The company has evaluated subsequent events for recognition and disclosure through May 15, 2019 which is the date the financial statements were available to be issued. No other matters were identified affecting the accompanying financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of Operations

Revenues

We were incorporated on July 28, 2016 and commenced operations in January 2017. We achieved revenues of $386,627 for the three months ended March 31, 2019, as compared with $67,503 for the three months ended March 31, 2018.

Sales increased substantially for the three months ended March 31, 2019 over the same period ended 2018 primarily due to aggressive marketing and efficient operating management.

Despite the two stores, our sales have been progressively increasing as a result of increased CBD sales in the three months ended March 31, 2019. CBD is one of the fastest growing industries. Initially, our costs were extremely high mostly due to marketing expenses. However, we believe the marketing has helped get our name out as a CBD retailer thereby bringing in more customers, as well as return customers buying more products. Since we used an aggressive marketing strategy to start with, we have been able to reduce our operating costs by reducing the amount of marketing we do as well as reducing the places where we market.

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

The U.S. Food and Drug Administration recently finalized a rule that extends its regulatory authority to all tobacco products, including e-cigarettes, cigars, and hookah and pipe tobacco, as part of its goal to improve public health. Under this new rule, the FDA is taking steps to protect consumers from the dangers of tobacco products, ensure these tobacco products have health warnings, and restrict sales to minors. The new rules do several things:

▪	It extends the FDA’s regulatory authority to all tobacco products, including e-cigarettes—which are also called electronic cigarettes or electronic nicotine delivery systems (ENDS)—all cigars (including premium ones), hookah (also called waterpipe tobacco), pipe tobacco, nicotine gels, and dissolvable that did not previously fall under the FDA’s authority.
▪	It requires health warnings on roll-your-own tobacco, cigarette tobacco, and certain newly regulated tobacco products and also bans free samples. In addition, because of the rule, manufacturers of newly regulated tobacco products that were not on the market as of February 15, 2007, will have to show that products meet the applicable public health standard set by the law. And those manufacturers will have to receive marketing authorization from the FDA.
▪	The new rule also restricts youth access to newly regulated tobacco products by: 1) not allowing products to be sold to those younger than 18 and requiring age verification via photo ID; and 2) not allowing tobacco products to be sold in vending machines (unless in an adult-only facility).

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

Gross profit increased by $237,039 or 1,066% for the three months ended March 31, 2019 and is mainly due to increased revenues and decreases in cost of revenues compared to the three months ended March 31, 2018.

	March 31, 2019		March 31, 2018		Amount Change from Previous Year		Cost and Gross Profit Ratio Change
	Amount	Ratio	Amount	Ratio	Increase (Decrease)	% Increase (Decrease)	Increase (Decrease)
Sales	$386,627	100%	$67,503	100%	$319,124	473%
Cost of Sales	127,368	33%	45,283	67%	82,085	181%	(34%)
Gross Profit	$259,259	67%	$22,220	33%	$237,039	1,066%	34%

Our cost of revenues for the three months ended March 31, 2019 was $127,368 for gross profits of $259,259, as compared with $45,283 in cost of sales for gross profit of $22,220 for the three months ended March 31, 2018.

Cost of revenues have decreased as a result of increase in sales of products with higher margins. During the second quarter of 2018, management focused on purchasing its products from new vendors who provided greater discounts and added new product lines with better gross margin. Management had increased promotions and marketing on these items. This strategy resulted to overall cost of revenue to decrease. Management expects to continue to explore new product lines and will focus on high gross profit margin products in future quarters.

We have only recently commenced operations under new management. Our sales in 2018 increased by 8% compared to 2017. Our sales for the three months ended March 31, 2019 increased substantially over the same period ended 2018. We expect to attain the same level of increase in revenues in future quarters. The increase in revenues was primarily due to our marketing strategies, including increased advertising and marketing efforts. Our plan is to continue on improving on increasing revenues for the existing stores and acquire more stores, as cash permits, to increase our revenues. As mentioned previously, we also plan to open an e-commerce website for our products. However, given our short operating history and despite all the marketing measures we have implemented and the focus on higher margin products, we expect that revenues will be sporadic in the next twelve months as we undertake our plan of operations. As detailed above, we have only been operational since the beginning of 2017 and we are unable to forecast with any degree of specificity the margins that we expect to have in the future.

Operating Expenses

We had operating expenses of $243,659 for the three months ended March 31, 2019, as compared with $105,312 for the same period ended 2017. The increase in our operating expenses is comprised of the following increase (decrease) in expenses:

Operating Expenses	Increase (Decrease)
Professional fees	$6,068	170%
Advertising and Marketing	73,542	196%
Payroll and Related Expenses	11,960	26%
Officer Compensation	5,077	338%
General and administrative expenses	45,333	503%
Sales Tax Expenses	13,885	154%
Merchant Fees	5,055	197%
Rent Expenses	(22,197)	(285%)
Total	$138,347	131%

Significant decreased in rent was primarily due to the closure of two stores early in 2018. These were offset by significant increases in almost every category except for Payroll and Related Expenses, which just showed a marginal increase as a result of closing the two stores.

We expect our operating expenses to increase in 2019 as a result of increased operating activity to implement our business plan and the added expenses associated with the filing of a public offering and thereafter reporting with the Securities and Exchange Commission.

Net Income (Loss)

We had net income of $8,100 for the three months ended March 31, 2019, as compared with a net loss of $83,092 for the same period ended 2017.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of $374,529 and current liabilities of $205,452, resulting in working capital of $169,077. This compares with the working capital of $167,223 at December 31, 2018.

Our operating activities provided $34,374 in the three months ended March 31, 2019 as compared with $49,348 used in operating activities in the three months ended March 31, 2018.

Investing activities used $12,677 in the three months ended March 31, 2019 compared with $0 in the three months ended March 31, 2018.

Financing activities used $10,000 in the three months ended March 31, 2019 compared with $40,000 provided in the three months ended March 31, 2018.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2019.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission.

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 2 of our consolidated audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission and in Note 2 of our unaudited consolidated financial statements included herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 12, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 15, 2019 on its behalf by the undersigned thereunto duly authorized.

MARY JANE’S CBD DISPENSARY, INC.

/s/Moses Campbell
Moses Campbell Principal Executive Officer

/s/ Jorge Verar
Jorge Verar Principal Financial and Accounting Officer

